Form 10-Q
period 1995-05-31
LANE PLYWOOD INC
filed 1995-07-12
CIK 351864

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: May 31, 1995                  COMMISSION FILE NUMBER: 0-9594



EXACT NAME OF REGISTRANT AS SPECIFIED
IN ITS CHARTER:                                      Lane Plywood, Inc.


STATE OF INCORPORATION OF ORGANIZATION:              Oregon


I.R.S. EMPLOYER IDENTIFICATION NO.:                  93-0411530


ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:              65 N. Bertelsen Rd.
                                                     Eugene, Or. 97402


REGISTRANT'S TELEPHONE NUMBER:                       503-342-5561










INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING RE-
QUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO
                                     -----     -----





INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS'
CLASSES OF STOCK, AS OF THE LATEST PRACTICABLE DATE:

                     AS OF: June 15, 1995  --  204662 Shares

                               LANE PLYWOOD, INC.


                                    INDEX

                                                                        Page No.
                                                                        --------

Part I.  Financial Information

     Balance Sheets                                                        2 - 3

     Statements of Income and Retained Earnings                                4

     Statements of Cash Flows                                                  5

     Notes to Financial Statements                                         6 - 8

     Management Discussion and Analysis of
     Financial Condition and Results of Operations                        9 - 10

Part II. Other Information                                                    11

     Signature Page                                                           12

                               LANE PLYWOOD, INC.

                                 BALANCE SHEETS


ASSETS                                      May 31,   November 30,
                                              1995           1994
CURRENT ASSETS:
 Cash and cash equivalents              $    1,560     $1,081,608
 Accounts receivable--Trade and other    1,058,138      1,658,880
  Other                                    192,732         38,330
  Less-Allowance for doubtful accounts     (17,034)       (17,034)
 Inventories--
  Plywood and veneer                     1,092,894        772,254
  Operating supplies                        73,897         68,839
 Prepaid and other current assets           63,981        195,059
 Income Tax Refund                         250,000              0
 Deferred taxes                             75,317         75,317
 Timber and timberlands, held for sale     432,191        432,191
                                        ----------     ----------
   Total current assets                 $3,223,676     $4,305,444

PROPERTY,PLANT AND EQUIPMENT, at cost:
 Land                                      560,038        565,262
 Buildings                               1,548,687      1,548,687
 Machinery and equipment                 7,390,431      7,959,833
 Construction in progress                  195,317         78,700
                                        ----------     ----------
                                         9,694,473     10,152,482
 Less-Accumulated depreciation          (7,355,084)    (7,830,255)
                                        ----------     ----------
                                        $2,339,389     $2,322,227
 Idle equipment                            122,770        122,770
                                        ----------     ----------
                                         2,462,159      2,444,997
TIMBER AND TIMBERLANDS, at cost less
 depletion                                 624,976        624,976
LONG-TERM DEFINED BENEFIT COSTS                  0        154,622
                                        ----------     ----------
  Total assets                          $6,310,811     $7,530,039
                                        ----------     ----------











     The accompanying notes are an integral part of these balance sheets.

                               LANE PLYWOOD, INC.

                                 BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY        May 31,   November 30,
                                              1995           1994
CURRENT LIABILITIES:
 Book overdraft                         $  458,360     $        0
 Current portion of long-term debt          28,774         27,164
 Short-term bank borrowing                 236,122        423,508
 Accounts payable -- Trade and other     1,118,319      1,234,420
 Accrued liabilities --
  Payroll and related benefits             480,876        404,003
  Other liabilities                         48,000        473,554
                                        ----------     ----------
  Total current liabilities              2,370,451      2,562,649
LONG-TERM DEBT, excluding current
 portion                                   102,967        124,428
COMMITMENTS                                      0              0
LONG-TERM DEFINED BENEFIT OBLIGATION             0        378,230
DEFERRED TAXES                              78,196        102,196
POST RETIREMENT HEALTH BENEFITS             61,680         61,680
STOCKHOLDERS' EQUITY
  Common stock,no par value, 2,000,000
  shares authorized, 715,574 shares
  issued                                   535,509        535,509
  Pension liability - excess of assets           0       (285,997)
  Retained earnings                      3,162,008      4,051,344
                                        ----------     ----------
                                         3,697,517      4,300,856
                                        ----------     ----------
  Total liabilities and stockholders'
  equity                                $6,310,811     $7,530,039
                                        ----------     ----------


      The accompanying notes are an integral part of these balance sheets.

                               LANE PLYWOOD, INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS



                             THREE MONTHS ENDED                           SIX MONTHS ENDED
                         May 31,             May 31,               May 31,                May  31,
INCOME:                  1995                 1994                 1995                     1994
Net sales                $ 9,999,021          $ 8,070,701          $ 19,470,103        $16,300,667
Cost of goods sold         9,831,516            7,816,688            18,763,174         16,153,305
                           ---------           ----------           -----------         ----------
 Gross profit                167,505              254,013               706,929            147,362
Selling, general
 and administrative
 expense                     314,686              201,846               622,783            401,465
Pension termination
 expense                   1,357,676                    0             1,357,676                  0
                           ---------           ----------           -----------         ----------
Operating income
 (loss)                   (1,504,857)              52,167            (1,273,530)          (254,103)
Interest income               22,943                5,454                24,315              7,529
Interest expense              18,436               30,247                30,121             54,761
                           ---------           ----------           -----------         ----------
Income (loss) before
 income taxes             (1,500,350)              27,374            (1,279,336)          (301,335)
Provision (benefit)
 for income taxes           (408,000)              50,000              (390,000)           (60,000)
                           ---------           ----------           -----------         ----------
 Net (loss)               (1,092,350)             (22,626)             (889,336)          (241,335)
                           ---------           ----------           -----------         ----------

Average shares
 outstanding                 204,662              204,662               204,662            204,662

Net (loss)
 per share, on average
 number of shares             ($5.34)               ($.11)               ($4.35)            ($1.18)



RETAINED EARNINGS:                                            May 31,                Nov. 30,
                                                               1995                     1994
Balance-beginning of year                                    $4,051,344            $3,513,848
Adj. due to retirement of treasury shares                             0               (51,166)
Net income (loss)                                              (889,336)              588,662
                                                              ---------             ---------
Balance-end of year                                          $3,162,008            $4,051,344
                                                              ---------             ---------


      The accompanying notes are an integral part of these financial statements.

                               LANE PLYWOOD, INC.
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIODS ENDED


                                                       MAY 31,                MAY 31,
                                                       1995                   1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                     $ (889,336)        $ (241,335)
 Adjustments to reconcile net income(loss)
  to net cash provided from (used in) operations:
   Depreciation                                            96,000             93,700
   (Gain) on disposition of property                      (17,992)                 0
 Change in working capital:
  (Increase) decrease in receivables                      196,340            (12,777)
  (Increase) decrease in inventories                     (325,698)          (448,631)
  (Increase) decrease in prepaids and other
   current assets                                         131,078             44,480
  Increase (decrease) in accounts payable
   and accrued liabilities                               (412,007)          (376,200)
                                                        ---------          ---------
Net cash provided (used) by operating activities       (1,221,615)          (940,763)
                                                        ---------          ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property                                   (118,701)           (39,400)
 Additions to timberlands                                       0             (1,464)
 Proceeds from disposition of property                     23,532            171,592
                                                        ---------          ---------
Net cash provided (used) by investing activities          (95,169)           130,728
                                                        ---------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in book cash overdraft               458,360            (36,419)
 Proceeds from (payment of) short-term bank borrowing    (187,386)           301,118
 Payment of long-term debt                                (21,461)           (48,422)
 Pension termination funding adjustments                   38,389                  0
 Dividends paid                                           (51,166)                 0
                                                        ---------          ---------
Net cash provided (used) by financing activities          236,736            216,277
                                                        ---------          ---------


(Decrease) in cash and cash equivalents                (1,080,048)          (593,758)

Cash and cash equivalents:
Beginning of year                                       1,081,608          1,199,345
                                                        ---------          ---------
End of period                                          $    1,560         $  605,587
                                                        ---------          ---------

CASH PAID DURING THE YEAR FOR:
 Interest                                              $   30,121         $   47,232
 Income taxes (net of tax refund received)                122,000            217,706


      The accompanying notes are an integral part of these financial statements.

                               LANE PLYWOOD, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    PRINCIPLES OF INTERIM STATEMENTS:

      The interim financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the position of the Company as of May 31, 1995 and November 30, 1994 and results of operations and cash flows for the six months ended May 31, 1995. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto in the 1994 annual report on form 10-K.

2.    INCENTIVE PROFIT SHARING PLAN:

      The Company has an incentive profit sharing plan which provides for bonus payments to eligible employees. The total bonus distribution to eligible employees is based on 30% of income before income taxes, adjusted for the effect of major gains or losses on dispositions of assets, if any, and adjusted for the effect of inventory costs determined under the LIFO method in excess of a base provision equal to the sum of 5% of stockholders' equity and 10% of long-term debt at the beginning of the fiscal year.

      During the period of March 1, 1981 to July 31, 1983, wage and salary rates for all employees were either reduced or restored dependent upon the Company's financial position. An accumulation of lost earnings during this period was maintained and will be paid out of 20% of the profits earned in accordance with the incentive profit sharing plan. The amounts of this special class of payments were accrued in the amounts of $0 in 1995, $77,491 in 1994 and $44,638 in 1993. At May 31, 1995, the accumulated amount of earnings eligible for future restoration totaled $868,262. The remaining 10% of profits earned in accordance with the incentive profit sharing plan are distributed to all eligible employees, independent of the wage restoration portion. The amount of bonus accrued for 1995, 1994, and 1993 was $0, $38,745 and $22,319, respectively.

3.    NOTES PAYABLE AND LONG-TERM DEBT:

At May 31, 1995, long-term debt consisted of the following:


                                                  May 31,               Nov. 30,
                                                   1995                 1994

Purchase contract at 8.03% due in
  1999, $1,666.08 monthly payment
  including interest until 1999,
  collateralized by certain assets                  69,408                76,452

Purchase contract at 8% due in
  1999,$18,802 annual payment plus
  interest collateralized by certain
  assets                                            62,333                75,140
                                                   -------               -------
                                                   135,298               151,592
Less-current portion                                28,774                27,164
                                                   -------               -------
                                                  $102,967              $124,428
                                                   -------               -------

      Under a short-term line of credit with the bank, collateralized by accounts receivable, inventory, and machinery, the Company may borrow up to a maximum of $2,000,000 with interest at the bank's variable basic rate (9.0% at May 31, 1995) plus 1% with April 30, 1995 expiration date which has been extended to June 30, 1995. At May 31, 1995, $236,122 of the line of credit was used.

      The loan agreement pertaining to the short-term line of credit with the bank contains, among other things, certain requirements as to the maintenance of the working capital, net worth, and debt to net worth, and restrictions as to the level of capital and lease expenditures, the incurrence of debt, investments and payment of dividends. Under the most restrictive requirements, the company must maintain $3,600,000 of stockholders' equity and $775,000 working capital after allowances for accounting entries relating to the defined benefit pension plan. At May 31, 1995, the Company was in compliance with all loan requirements.

4.    DEFINED BENEFIT PENSION PLAN:

      The Company terminated the defined benefit retirement plan effective March 15, 1995 and is in the process of filing the IRS and PBGC forms necessary to effectuate the termination of the plan. This process may take up to a year to complete the termination process.

      The Company funded the termination of the defined benefit retirement plan on April 20, 1995 when interest rates and asset levels reached a level at which the Company could make up the cash difference necessary to purchase annuities for all participants in the plan. Due to the change in the Mortality Tables being used to project longevity and a drop in the treasury interest rates after the November 30, 1994 statement, the amount necessary to fully fund the cash difference paid by the Company was $1,262,157. Transamerica Life Insurance Company is in the process of preparing information for all participants in the Plan.

5.    OTHER:

      The results of operations for the six month periods ended May 31, 1995 and May 31, 1994 are not necessarily indicative of the results to be expected for the full year.

                               LANE PLYWOOD, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES:

      The Company's working capital (defined as current assets less current liabilities) decreased $889,570 during the six months ending May 31, 1995, compared to a decrease of $65,328 during the six months ending May 31, 1994. Lower cash, higher book overdraft, and lower accounts payable, offset by higher inventories and higher income tax refund were the primary contributors to this decrease in working capital. The decrease in cash and the increase in book overdraft were primarily the result of the Company using cash and its book overdraft to fully fund the benefit liabilities of the Company's defined benefit pension plan (see #4, Notes to Financial Statements) and to make capital expenditures. The lower level of receivables reflect lower veneer and plywood sales during May, 1995. The lower level of accounts payable are indicative of a reduction in veneer prices. Increased inventories, particularly veneer inventories, are the result of a slightly higher level of veneer buying by the Company before prices started to rise again.

      Capital expenditures of $116,600 during the six months ending May 31, 1995, include $75,400 for the conversion of the fuel source of the #4 dryer from wood to natural gas, $19,300 for press platens, $8,300 for replacing the telephone system wiring, and $13,000 for venting the #2 dryer. All capital expenditures in the six months ending May 31, 1995, were paid through the Company's cash account.

      As of May 31, 1995, money market investment funds at Fidelity Investments, Franklin Templeton Funds, and the Benham Group had been in place for over a year; from January, 1992, to April, 1995, these accounts had a cumulative
average balance of approximately $600,000.   Additionally, the Company
maintained a short-term investment account at Bank of America for investment of excess funds; this account allowed the Company to readily transfer funds back into the regular checking account as needed. All of the funds held in these investment accounts were used in April, 1995, to make the payment to fully fund the Company's defined benefit pension plan.

      On April 20, 1995, an additional $400,000 was added to the line of credit at Bank of America. Of the $2,000,000 line of credit, $236,122 was in use at May 31, 1995. The Company is in the process of renewing its line of credit at Bank of America which currently is scheduled to expire on June 30, 1995. The Company expects to renew the line of credit through April 30, 1996, at a comparable level of borrowing with similar terms. Additionally, the Company is negotiating a $1,000,000 short-term finance package with Bank of America to increase the Company's cash reserve, which was significantly depleted upon the funding of the defined benefit pension plan. This short-term finance package will be repaid from the harvest of some of the Company's timber assets.


RESULTS OF OPERATION:

      Operating results for the six month period ended May 31, 1995 reflect a loss before taxes of $1,279,338 compared to a loss before taxes of $301,336 for the six month period ended May 31, 1994. This change in operations is primarily due to the expense of terminating the defined benefit pension plan in April, 1995, and relatively soft market for plywood and LVL veneer products during May, 1995.

      For the six month period ending May 31, 1995, plywood sales volume, measured in 3/8 footage, increased 17%, compared to plywood sales, 3/8 footage, for the six months ending May 31, 1994; this increase is primarily due to an increased production schedule. Comparing the same six month periods, the average selling price of plywood, per thousand 3/8 footage, increased by 7%. Comparing the six month period ending May 31, 1995, to the six months ending May 31, 1994, the margin of average plywood sales prices compared to the average cost of veneer used increased 29%. The primary factor contributing to this increase is an increase in plywood prices and a decrease in veneer prices.


      Comparing the six months ending May 31, 1995, with the same period one year earlier, veneer average cost decreased 5%; however, the Company increased the volume of veneer, measured in 3/8 footage, purchased by 13%. Veneer prices began rising in May, 1995, the last month of this reporting period. The primary contributor to the rise in veneer prices is the lack of availability of face veneer. Dry veneer sales volume, measured in 3/8 footage, for the six month period ending May 31, 1995, decreased 12% compared to dry veneer sales, measured in 3/8 footage, during the same period one year earlier, and the average selling price per thousand 3/8 footage decreased 2%. This reduction is due to the slower LVL market.

      Timber supply in the industry continues to be a problem for the Company; lower availability of logs continues to cause increased prices for veneer that the Company purchases from outside sources. The Company maintains a wide-range purchasing program from numerous vendors to keep veneer sources available. The Company is currently expanding the sources and volume of purchases of foreign veneer to use as face material.

                               LANE PLYWOOD, INC.


                                     PART II

Item 4. Submission of Matters to a Vote of Security Holders. The annual meeting of shareholders was held on April 22, 1995, in Junction City, Oregon. Elections of directors were submitted to shareholders as described in the Company's Proxy Statement dated April 10, 1995, and were voted upon at the meeting. Following is a tabulation with respect to each nominee for director.

      Director, Position 1:          Paul F. Ehinger          135,157
                                     Keith Wright              32,127
                                     Janis M. Johnson             886

      Director, Position 2:          Gary R. Jensen           137,604
                                     Wayne Gregory             30,975


Mr. Ehinger and Mr. Jensen were both reelected as directors at the meeting. In addition to Mr. Ehinger and Mr. Jensen, the following are the names of each other director whose term of office continued after the meeting:

                         James E. Gent
                         Francis D. Bales
                         John W. Revell
                         Paul W. Jensen
                         Carl M. Jensen


Item 9.     Exhibits and Reports on Form 8-K

     a.    Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date _______________           LANE PLYWOOD, INC.




                               ________________________________________
                               Janis M. Johnson, Secretary-Treasurer
                               (principal accounting financial officer)



                               ________________________________________
                               Carl R. Wiley, President
                               (principal executive officer)