Form 10-Q
period 1995-08-31
LANE PLYWOOD INC
filed 1995-10-13
CIK 351864

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: August 31, 1995        COMMISSION FILE NUMBER:
                                          0-9594

EXACT NAME OF REGISTRANT AS SPECIFIED
IN ITS CHARTER:                           Lane Plywood, Inc.

STATE OF INCORPORATION OF ORGANIZATION    Oregon

I.R.S. EMPLOYER IDENTIFICATION NO.:       93-0411530

ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:   65 N. Bertelsen Rd.
                                          Eugene, Or. 97402

REGISTRANT'S TELEPHONE NUMBER:            503-342-5561




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING RE-
QUIREMENTS FOR THE PAST 90 DAYS.     YES   X          NO
                                         -----           -------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS' CLASSES OF STOCK, AS OF THE LATEST PRACTICABLE DATE:
     AS OF: September 15, 1995 -- 204,662 Shares

                               LANE PLYWOOD. INC.
                               ------------------
                                      INDEX
                                      -----

                                                                  PAGE NO.
                                                                  --------
Part I. Financial Information

Balance Sheets                                                      2 - 3

Statements of Income and Retained Earnings                            4

Statements of Cash Flows                                              5

Notes to Financial Statements                                       6 - 7

Management Discussion and Analysis of
  Financial Condition and Results of Operations                     8 - 9

Part II. Other Information                                            10

Signature Page                                                        11

                                  LANE PLYWOOD, INC.

                                    BALANCE SHEETS

ASSETS                                          August 31,        November 30,
                                                   1995               1994
CURRENT ASSETS:
Cash and cash equivalents                       $      1,560       $ 1,081,608
Accounts receivable--Trade and other               1,823,470         1,658,880
 Other                                                39,836            38,330
 Less-Allowance for doubtful accounts                (17,034)          (17,034)
Inventories--
 Plywood and veneer                                1,177,511           772,254
 Operating supplies                                   57,387            68,839
Prepaid and other current assets                      64,234           195,059
Income Tax Refund                                          0                 0
Deferred taxes                                        75,317            75,317
Timber and timberlands,held for sale                 432,191           432,191
                                                ------------       -----------
  Total current assets                             3,654,472         4,305,444

PROPERTY,PLANT AND EQUIPMENT,at cost:
 Land                                                560,038           565,262
 Buildings                                         1,548,687         1,548,687
 Machinery and equipment                           7,390,431         7,959,833
 Construction in progress                            197,012            78,700
                                                -------------       -----------
                                                   9,696,168        10,152,482
Less-Accumulated depreciation                     (7,403,084)       (7,830,255)
                                                   2,293,084         2,322,227
Idle equipment                                       122,770           122,770
                                                ------------       -----------
                                                   2,415,854         2,444,997

TIMBER AND TIMBERLANDS,at cost less
 depletion                                           624,976           624,976
LONG-TERM DEFINED BENEFIT COSTS                            0           154,622
                                                ------------       -----------
  Total assets                                  $  6,695,302       $ 7,530,039
                                                ------------       -----------


The accompanying notes are an integral part of these balance sheets.

                               LANE PLYWOOD, INC.


                                 BALANCE SHEETS

                                                August 31,        November 30,
                                                   1995               1994
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Book overdraft                                      $   114,825       $        0
Current portion of long-term debt                        29,077           27,164
Short-term bank borrowing                                     0          423,508
Accounts payable -- Trade and other                   1,454,791        1,234,420
Accrued liabilities --
Payroll and related benefits                            637,418          404,003
Other liabilities                                       119,221          473,554
                                                    -----------      -----------
Total current liabilities                             2,427,332        2,562,649

LONG-TERM DEBT, excluding current portion                99,035          124,428
COMMITMENTS                                                   O                O
LONG-TERM DEFINED BENEFIT OBLIGATION                          O          378,230
DEFERRED TAXES                                           78,196          102,196
POST RETIREMENT HEALTH BENEFITS                          61,680           61,680
STOCKHOLDERS' EQUITY
  Common stock,no par value, 2,000,000 shares
  authorized, 715,574 shares issued                     535,509          535,509
  Pension liability - excess of assets                        O        (285,997)
  Retained earnings                                   3,493,550        4,051,344
                                                    -----------      -----------
                                                      4,029,059        4,300,856
                                                    -----------      -----------
Total liabilities and stockholders'
 equity                                             $ 6,695,302      $ 7,530,039
                                                    -----------      -----------


The accompanying notes are an integral part of these balance sheets.

                                     LANE PLYWOOD, INC.

                       STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                            AUGUST 31,        AUGUST 31,       AUGUST 31,       AUGUST 31,
                              1995              1994             1995             1994
INCOME:

Net sales                  $10,611,751      $10,081,798       $30,081,854      $26,382,465
Cost of goods sold           9,864,513        9,490,166        28,627,687       25,643,471
                           -----------      -----------       -----------      -----------
Gross profit                   747,238          591,632         1,454,167          738,362
Selling,general and
 administrative expense        232,615          205,277           855,398          606,742
Pension termination
 expense                             O                0         1,357,676                0
                           -----------      -----------       -----------      -----------

Operating income(loss)         514,623          386,355          (758,907)         132,252
Interest income                  5,562            7,043            29,877           14,572
Interest expense                17,643           31,528            47,764           86,289
                           -----------      -----------       -----------      -----------
Income(loss) before
 income taxes                  502,542          361,870          (776,794)          60,535
Provision(benefit)
 for income taxes              171,000           52,000          (219,000)          (8,000)
                           -----------      -----------       -----------      -----------
 Net (loss)                    331,542          309,870          (557,794)          68,535
                           -----------      -----------       -----------      -----------
Average shares
 outstanding                   204,662          204,662           204,662          204,662

Net (loss)
 per share, on average
 number of shares                $1.62            $1.51            ($2.73)            $.33



RETAINED EARNINGS:                                             AUGUST 31       NOVEMBER 30
                                                                  1995              1994

Balance-beginning of year                                     $ 4,051,344      $ 3,513,848
Dividend declared                                                       0          (51,166)
Net income(loss)                                                 (557,794)         588,662
                                                              -----------      -----------
Balance-end of year                                           $ 3,493,550      $ 4,051,344
                                                              -----------      -----------


The accompanying notes are an integral part of these financial statements.

                                     LANE PLYWOOD, INC.
                                  STATEMENTS OF CASH FLOWS
                                    FOR THE PERIODS ENDED


                                                             AUGUST 31,        AUGUST 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                        1995              1994
Net income(loss)                                            $  (557,794)        $ 68,535
Adjustments to reconcile net income(loss)
 to net cash provided from(used in) operations:
  Depreciation                                                  144,000          140,000
  Depletion                                                           0           23,532
  (Gain) on disposition of property                             (17,992)              0
Change in working capital:
 (Increase)decrease in receivables                             (166,096)        (497,666)
 (Increase)decrease in inventories                             (393,805)        (345,052)
 (Increase)decrease in prepaids and other
  current assets                                                130,825          (21,937)
 Increase(decrease) in accounts payable
  and accrued liabilities                                       224,532          277,384
                                                            -----------      -----------

Net cash provided(used) by operating activities                (636,330)        (354,404)
                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
 Additions to property                                         (120,397)         (81,957)
 Proceeds from disposition of property                           23,532          171,005
                                                            -----------      -----------
Net cash provided(used) by investing activities                 (96,865)          89,048
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
 Increase(decrease) in book cash overdraft                      114,825          (50,770)
 Proceeds from(payment of) short-term bank borrowing           (423,508)        (184,234)
 Payment of long-term debt                                      (25,393)         (66,338)
 Pension termination funding adjustments                         38,389                0
 Dividends paid                                                 (51,166)               0
                                                            -----------      -----------
Net cash provided(used) by financing activities                (346,853)        (301,342)
                                                            -----------      -----------
(Decrease) in cash and cash equivalents                      (1,080,048)        (566,698)

Cash and cash equivalents:
Beginning of year                                             1,081,608        1,199,345
                                                            -----------      -----------
End of period                                               $     1,560      $   632,647
                                                            -----------      -----------

CASH PAID DURING THE YEAR FOR:
 Interest                                                   $    47,764       $   86,289
 Income taxes(net of tax refund received)                             0          224,576



The accompanying notes are an integral part of these financial statements.

                               LANE PLYWOOD. INC.
                               ------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

1.PRINCIPLES OF INTERIM STATEMENTS:
      The interim financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the position of the Company as of August 31, 1995 and November 30, 1994 and results of operations and cash flows for the nine months ended August 31, 1995. It is suggested that these interim statements be read in conjunction with the financial statements and notes thereto in the 1994 annual report on form 10-K.

2.INCENTIVE PROFIT SHARING PLAN:
      The Company has an incentive profit sharing plan which provides for bonus payments to eligible employees. The total bonus distribution to eligible employees is based on 30% of income before income taxes, adjusted for the effect of major gains or losses on dispositions of assets, if any, and adjusted for the effect of inventory costs determined under the LIFO method in excess of a base provision equal to the sum of 5% of stockholders' equity and 10% of long-term debt at the beginning of the fiscal year.

      During the period of March 1, 1981 to July 31, 1983, wage and salary rates for all employees were either reduced or restored dependent upon the Company's financial position. An accumulation of lost earnings during this period was maintained and will be paid out of 20% of the profits earned in accordance with the incentive profit sharing plan. The amounts of this special class of payments were accrued in the amounts of $0 in 1995, $77,491 in 1994 and $44,638 in 1993. At August 31, 1995, the accumulated amount of earnings eligible for future restoration totaled $868,262. The remaining 10% of profits earned in accordance with the incentive profit sharing plan are distributed to all eligible employees, independent of the wage restoration portion. The amount of bonus accrued for 1995, 1994, and 1993 was $0, $38,745 and $22,319, respectively.

3.NOTES PAYABLE AND LONG-TERM DEBT:
At August 31, 1995, long-term debt consisted of the following:

                                                   August 31,         Nov. 30,
                                                     1995              1994
Purchase contract at 8.03% due in
  1999, $1,666.08 monthly payment
  including interest until 1999,
  collateralized by certain assets                   65,779            76,452



                                                 August 31,        Nov. 30,
                                                   1995               1994
Purchase contract at 8% due in
  1999,$18,802 annual payment plus
  interest collateralized by certain
  assets                                            62,333           75,140
                                                   -------         --------
                                                   128,112          151,592
Less-current portion                                29,077           27,164
                                                   -------        ---------
                                                  $ 99,035         $124,428
                                                  --------        ---------

      Under a short-term line of credit with the bank, collateralized by accounts receivable, inventory, and machinery, the Company may borrow up to a maximum of $2,000,000 with interest at the bank's variable basic rate (8.75% at August 31, 1995) plus 1% with April 30, 1996 expiration date. At August 31, 1995, none of the line of credit was used.

      The loan agreement pertaining to the short-term line of credit with the bank contains, among other things, certain requirements as to the maintenance of the working capital, net worth, and debt to net worth, and restrictions as to the level of capital and lease expenditures, the incurrence of debt, investments and payment of dividends. Under the most restrictive requirements, the company must maintain $3,600,000 of stockholders' equity and $775,000 working capital. At August 31, 1995, the Company was in compliance with all loan requirements.

4.DEFINED BENEFIT PENSION PLAN:

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

5.OTHER:
      The results of operations for the nine month periods ended August 31, 1995 and August 31, 1994 are not necessarily indicative of the results to be expected for the full year.

                               LANE PLYWOOD, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's working capital (defined as current assets less current liabilities) decreased $515,655 during the nine months ending August 31, 1995 compared to an increase of $255,578 during the nine months ending August 31, 1994. Lower cash, higher book overdraft, higher accounts payable and increased payment of short term bank borrowing partially offset by higher inventories and higher receivables were the primary contributors to this decrease in working capital. The decrease in cash and the increase in book overdraft were primarily the result of the Company using cash and its book overdraft to fully fund the benefit liabilities of the Company's defined benefit pension plan (see #4, Notes to Financial Statements) and to make capital expenditures. A higher level of receivables reflect increased veneer and plywood sales during the quarter ending August 31, 1995. The higher level of accounts payable are indicative of the increase in veneer prices. Increased inventories, particularly veneer inventories, are the result of a slightly higher level of veneer buying by the Company.

      Capital expenditures of $120,600 during the nine months ending August 31, 1995, include $78,000 for the conversion of the fuel source of the #4 dryer from wood to natural gas, $19,300 for press platens, $8,400 for replacing the telephone system wiring, and $12,400 for venting the #2 dryer. All capital expenditures in the nine months ending August 31, 1995, were paid through the Company's cash account.

      Money market investment funds held at Fidelity Investments, Franklin Templeton Funds, the Benham Group and Bank of America and $400,000 from the line of credit were used to fully fund the Defined Benefit Plan in April, 1995.

      The Company renewed the line of credit at Bank of America. The line of credit is currently scheduled to expire on April 30, 1996. Of the $2,000,000 line of credit, none was in use at August 31, 1995. The renewal of the line of credit was accomplished with significantly the same terms as the prior year. Additionally, in September, 1995, the Company completed a $1,000,000 short term finance package. This short term package, should any of it be used, will be repaid from the harvest of some of the Company's timber assets and is secured by the Company's Red Hill tree farm.

RESULTS OF OPERATION:

      Operating results for the nine month period ended August 31, 1995 reflect a loss before taxes of $776,797 compared to an income before taxes of $60,533 for the nine month period ended August 31, 1994. This change in operations is primarily due to the expense of terminating the defined benefit plan in April, 1995.

      For the nine month period ending August 31, 1995, plywood sales volume measured in 3/8 footage, increased 9%, compared to the plywood sales 3/8 footage, for the nine months ended August 31, 1994; this increase is primarily due to an increased production schedule. Comparing the same nine month periods, the average selling price increased by 6%. Comparing the nine month period ending August 31, 1995, to the nine month period ending August 31, 1994, the margin of average plywood sales prices compared to the average cost of veneer used increased 13%. The primary factor contributing to this increase is an increase in plywood prices and a decrease in veneer prices.

      Comparing the nine months ending August 31, 1995, with the same period one year earlier, veneer average cost decreased 4%; however, the Company increased the volume of veneer, measured in 3/8 footage, purchased by 9%. Veneer prices began rising in May, 1995 with the primary contributor to the rise being the lack of availability of face veneer. Dry veneer sales volume, measured in 3/8 footage, for the nine month period ending August 31, 1995, decreased 9% compared to dry veneer sales, measured in 3/8 footage, during the same period one year earlier, and the average selling price per thousand 3/8 footage decreased 2%. This reduction is due to the slower LVL market.

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

                               LANE PLYWOOD, INC.
                               ------------------
                                     PART II
                                     -------

Item 9.  Exhibits and Reports on Form 8-K

      a.  Reports on Form 8-K

          The registrant has filed no reports on Form 8-K during the period by this report.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date_____________________   LANE PLYWOOD, INC.
                            ------------------

                            _____________________________________
                            Janis M. Johnson, Secretary-Treasurer
                            (principal accounting financial officer)


                            _____________________________________
                            Carl R. Wiley, President
                            (principal executive officer)