Form 10-K
period 1995-11-30
LANE PLYWOOD INC
filed 1996-02-28
CIK 351864

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995
                            COMMISSION FILE NO.  0-9594
                                                 ------

                                  LANE PLYWOOD, INC.
         --------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                         OREGON                         93-0411530
           -------------------------------------  --------------------
                (State or other jurisdiction           (I.R.S. Employer
               of incorporation or organization)      Identification No.)

Registrant's address, 65 NO. BERTELSEN RD., EUGENE, OREGON 97402
                      ------------------------------------------

Registrant's telephone number, including area code (541) 342-5561
                                                   --------------

Securities to be registered pursuant to Section 12(b) of the Act:
                          (None)

Securities to be registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, NO PAR VALUE
                    --------------------------
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

There is no established trading market for the stock, therefore the aggregate market value of the stock cannot presently be determined.

The number of shares outstanding of the registrant's common stock as of FEBRUARY 15, 1996 is 204,662.

                         DOCUMENTS INCORPORATED BY REFERENCE
                         -----------------------------------


The following documents are incorporated by reference into Parts II, III and IV of this 10-K Report to the extent stated herein.

     Lane Plywood, Inc. Annual Report to Stockholders for the year ended November 30, 1995.

     Lane Plywood, Inc. Proxy Statement dated February 29, 1996, to be filed not later than 120 days after the end of the fiscal year.

CROSS REFERENCE SHEET

Item                                                                       Page
-------------------------------------------------------------------------------

PART I

 1.  Business                                                              1-4

 2.  Properties                                                            4-5

 3.  Legal Proceedings                                                      5

 4.  Submission of Matters to a Vote of
       Security Holders                                                     5

PART II

 5.  Market for Registrant's Common Stock and
       Related Stockholder Matters                                          5

 6.  Selected Financial Data                                                6


 7.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                        6

 8.  Financial Statements and Supplementary Data                            6

 9.  Disagreements on Accounting and Financial
       Disclosure                                                           6


PART III

 10. Directors and Executive Officers of the Registrant                     6

 11. Executive Compensation                                                 6

 12. Security Ownership of Certain Beneficial Owners
       and Management                                                       6

 13. Certain Relationships and Related Transactions                         6

CROSS REFERENCE SHEET

Item                                                                       Page
-------------------------------------------------------------------------------

PART IV

 14. Exhibits, Financial Statement Schedules and
       Reports on Form 8-K                                                   7

Signatures                                                                  10



                    * * * * * * * * * * * * * * * * * * * * *

                                        PART I
ITEM 1.  BUSINESS
-----------------

    General Development of Business
    -------------------------------

         Lane Plywood, Inc.(Lane), an Oregon Corporation, was incorporated February 29, 1952. Operations consisted of a leased peeling plant and a plywood mill. In 1971, when the lease of the peeling plant expired, Lane assumed operation of the peeling plant and added a chipping operation. In 1975, Lane acquired Zip-o-Log Veneer, Inc. which added a sawmill, another peeling plant and chipping operation. The sawmill operated for five years at limited levels and was dismantled in 1981. Lane's 4' peeling plant and barker was sold at auction in 1991. In 1992, Lane shut down the 8' peeling plant and in 1993 started dismantling that operation. In 1994, Lane discontinued the chipping operation.

          The Directors of the Company have executed an Agreement and Plan of merger for the sale of all of Lane's shares of common stock. The merger must be approved by the shareholders. The shareholder vote is scheduled to occur at the annual meeting, which is tentatively scheduled for March 30, 1996.

    Narrative Description of Business
    ---------------------------------

      Lane is in the business of producing softwood plywood at its 92-acre plant site in Eugene, Oregon. Lane is an integrated producer of softwood plywood at one location. This business includes the following activities:

   o Purchasing veneer to satisfy veneer needs.

   o Manufacturing and selling plywood from purchased veneers.

   o Selling green or dry veneer.

   o Custom drying and composing veneer.

   o Selling plywood manufacturing by-products such as plytrim.

   o Operating a plywood reload operation on Company premises.

     (i) The principal product produced and sold by Lane during the past five years was softwood plywood. Other products include the by-products, described above, derived from producing plywood. Other than dry veneer sales to the laminated veneer lumber (LVL) market which in 1995 accounted for 13% of sales, no other single product contributed as much as 15% or more of revenue in any of the last three fiscal years.

     Lane's market for plywood is scattered throughout the 48 contiguous states and Hawaii. Lane's one-person sales staff handles all of the sales by telephone from the Eugene, Oregon office. Customers include brokers and large distribution warehouses. Lane has both rail and truck shipping facilities. Most sales are made in rail carload or truckload lots. The major by-product, which is plytrim, is sold to a mill in Oregon.

-----------------------------

      (ii) Nearly all of Lane's plywood products are classified as commodities and are manufactured to product standards under a voluntary product standards program administered by the National Bureau of Standards. Lane is developing siding products from a variety of domestic and foreign veneers to enhance the sales mix and is trying to develop the market for snowboard and ski blanks.

     (iii) Since 1974, when Lane purchased its first tree farm, Lane acquired 2105 acres of timber-growing land. However, the tree-growing land acquired will never supply a significant volume of logs to satisfy the Company's need for raw material.

     Lane, like most other wood products plants in the area, has been highly dependent upon the Federal government for its raw material supply. The Federal government, under the Forest Service and Bureau of Land Management, maintains a limited timber sale program which supplies many of the producers of veneer upon which Lane depends.

     Environmental and wildlife concerns have had a direct impact upon the availability of timber for harvest. The Federal Forest Service is still in the process of revising their harvesting plan for the future and it looks like the outcome may be a further reduction of timber available for harvest.

     Veneer from outside sources is available at increasingly higher prices due to timber shortages in the region. The Company buys veneer from many suppliers and is expanding the number of suppliers and types of veneer purchased from both foreign and domestic suppliers. The Company has long term relationships with many of the veneer suppliers in the area and plans to continue those relationships.

      (iv) Patents, trademarks, licenses, franchises and concessions are not especially important in manufacturing or selling any of Lane's products. Lane has coined, but not registered as a trademark, the names "Laneply" and "Golden Cypress" for identifying siding products being marketed.

       (v) The plywood industry is somewhat seasonal because of construction slow-downs in some consuming areas caused by unfavorable weather. However, seasonal demand is nearly offset by production curtailments resulting from unfavorable winter weather in some other producing areas.

     Housing starts impact the demand for plywood. Housing starts made a rebound in 1994 due to lower interest rates and an improving economy, but shortages of raw materials and plant closures have begun to be reflected in higher plywood prices and had an adverse impact in 1995. About 70% of Lane's production is sanded plywood used primarily for commercial building. The remaining production is used in the housing market. Lane is affected by housing starts, but not to the extent housing starts affect mills producing entirely for that market.

-----------------------------

      (vi) Lane does not carry inventories in order to meet delivery requirements of customers. Lane's plywood inventory normally comprises work in process and finished plywood in the shipping process or being accumulated for a carload. This procedure is typical of most plywood producers unless such producers also operate distribution centers. To prevent plywood production interruptions, Lane maintains a two to three week supply of veneer inventory.

Lane does not give customers the right to return merchandise nor does Lane provide extended payment terms to customers. All plywood customers are invoiced immediately after the plywood has been shipped; and all plywood shipments require payment within 10 days after date of invoice, with a 2% discount allowed if paid in 10 days.

     (vii) In the past year Lane had two customers to whom sales averaged in excess of 10% of total revenue. See Note 7 in Notes to Financial Statements. Most of these sales were based upon a written agreement. All sales to these customers are commodity items which are sold in the marketplace at approximately the same price.

    (viii) By design, Lane does not maintain a material backlog of orders. Lane's backlog will seldom exceed 10 days production.

      (ix) Lane does not have any material portion of its business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

       (x) Because of the heavy concentration of softwood production in the state of Oregon and in other northwestern states, most of Oregon's production is sold in the Southwest or east of the Rockies. Historically, softwood plywood mills in Oregon and Washington supplied the bulk of the plywood used in the entire United States. However, many new mills have been built in the South and are producing southern pine plywood which competes with the western Douglas fir plywood produced by Lane.

    Southern pine mills produce over half of the nation's softwood plywood and have the advantage of lower raw material and labor costs than western mills. Most important of all, they are close to the big midwestern and eastern markets once dominated by the western mills. As shipping costs rise, western mills become less competitive with the southern mills in those markets. Some customers still prefer Douglas fir plywood over southern pine plywood; however, as both products are manufactured and sold under similar product standards, price is the primary consideration in making a sale. Consequently, the relatively high-cost western mills are at a definite disadvantage. New products such as waferboard and oriented strand board are competing effectively with plywood.

     Although there are some softwood plywood producers who operate more than one plant, no one producer or small group of producers dominates the market.

      (xi)   Not applicable.

-----------------------------

     (xii) Lane's business is subject to Federal and state pollution control regulations which have required, and are expected to continue to require, additional operating expenses and capital expenditures. Lane operations are substantially in compliance with existing regulations. Lane continues to improve the quality of air and water discharge from the plant, including improved dust control and ventilation. Lane has installed pollution controls which have improved Lane's pollution control program to meet the latest standard requirements.

    (xiii) At November 30, 1995 Lane employed approximately 208 people.

Financial Information about Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------


     Lane has never conducted any foreign operations or directly exported any of its products. During 1995, Lane created a wholly owned subsidiary, Lane International Marketing, Inc., for potential future foreign operations. It remained inactive through the end of fiscal year 1995.

ITEM 2.  PROPERTIES

     Lane's entire plywood manufacturing and related plant facilities are located on a 92-acre industrial site in Eugene, Oregon. Plant facilities include the following:

     o A plywood "layup plant" with production capacity of approximately 630,000 3/8 feet of plywood per day.
        This facility includes one 30-opening press, one 20-opening press, 4 veneer dryers, edge gluing equipment, veneer patching equipment, a polyurethane panel patching line, a high speed sander and sort system, and rail and truck shipping facilities. This segment of the operation operates at approximately 65% of utilization rate.

     o Two boilers, which provide heat for the plywood presses, veneer dryers, and building heat. Bark, other wood waste and natural gas supply fuel for the boilers.

     o Various plant buildings, storage warehouses, shops and office buildings.

     o  Railroad sidings for shipping plywood.

     o  Paved areas for veneer storage.

     As of November 30, 1995, all of the machinery and equipment in the above-described facilities were encumbered to collateralize a line of credit payable to a bank.

------------------------------

     In addition to the plywood plant facilities, Lane owns 7 separate parcels of land operated as tree farms. These tree farms are all located in Oregon in Klamath, Lane and Douglas counties and are cut-over areas that have been or are being reforested. Presently the tree farms are not used for production. One of the tree farms is encumbered by a purchase contract expiring in 1999 and another has been pledged as collateral for a short term loan expiring in 1996. The Company may consider selling all of the tree farms as a package.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Lane is not involved in any legal proceedings, other than ordinary routine claims incidental to the business, none of which is considered material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the quarter ended November 30, 1995.


                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     Market Information
     ------------------

     As of February 29, 1996, there is no active or organized trading market for any of Lane's stock.

      Holders
      -------

     As of February 29, 1996, there were approximately 400 shareholders of record.

     Dividends
     ---------

     Lane's last dividend was a twenty-five cent ($.25) per share cash dividend declared November 17, 1994. This dividend was paid on January 15, 1995 to all stockholders of record as of November 30, 1994. No dividend was paid in the prior two years.

      The Company's loan agreement with the bank limits annual dividends to a maximum of 25% of annual net profits, after tax. Also see Liquidity in MD&A and Stockholders' Equity footnote #6 in the Financial Statement of the Annual Report to Stockholders.

      Due to the possible merger, the structure of the stockholders will change and any future dividends are uncertain.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

      The information required by this item is incorporated by reference to the Annual Report to Stockholders for the year ended November 30, 1995.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The information required by this item is incorporated by reference to the Annual Report to Stockholders for the year ended November 30, 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The information required by this item is incorporated by reference to the Annual Report to Stockholders for the year ended November 30, 1995, pages 1 through 14.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------

      There were no disagreements on accounting and financial disclosure for the three years ended November 30, 1995, 1994 and 1993.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

          The information required by this item is incorporated by reference to the Proxy Statement dated February 29, 1996 and is set forth under the captions (or caption), "Election of Directors" and "Management and Compensation of Directors and Officers". The proxy is to be filed with the Commission within 120 days after the end of Lane's fiscal year-end November 30, 1995.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

          The information required by this item is incorporated by reference to the Proxy Statement dated February 29, 1996 and is set forth under the captions (or caption), "Management and Compensation of Directors and Officers".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

          The information required by this item is incorporated by reference to the Proxy Statement dated February 29, 1996 and is set forth under the captions (or caption), "Beneficial Ownership of Common Stock".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          The information required by this item is incorporated by reference to the Proxy Statement dated February 29, 1996 and is set forth under the captions (or caption), "Management and Compensation of Directors and Officers" and "Certain Transactions with Management.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

 (a)   The following documents are filed as part of this Report on Form 10-K:

   (1) Financial Statements

               The following Financial Statements and Report of Independent Accountants are incorporated by reference from the 1995 Annual Report to Stockholders filed as part of this report:


         Page in Financial Statement Section of the Annual Report
         --------------------------------------------------------

         Balance Sheets                               2

         Statements of Income and Retained
           Earnings                                   3

         Statements of Cash Flows                     4

         Notes to Financial Statements              5-14
         Report of Independent Public Accountants
           on Financial Statements                    1

   (2) Financial Statement Schedules

           Report of Independent Public Accountants on Schedule at page 9

           The following financial statement schedule is filed as part of this report and should be read in conjunction with the financial statements and related notes thereto of Lane:

             Schedule II - Valuation and Qualifying Accounts at page 8

            Schedules not included above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (3)  Exhibits
         (2)   Agreement and Plan of Merger
               This Agreement is incorporated by reference to the Proxy Statement dated February 29, 1996, Appendix A.
         (3)   Restated Articles of Incorporation and Bylaws of
               Lane Plywood, Inc.
         (11)  Statement Regarding Computation of Per Share Earnings
         (13)  Annual Report to Stockholders
         (27)  Financial data schedule

(b)  Reports on 8-K

         The registrant has filed no reports on Form 8-K during the period covered by this report.

                           LANE PLYWOOD, INC.

             SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

    FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED NOVEMBER 30, 1995

COLUMN A          COLUMN B        COLUMN C           COLUMN D       COLUMN E

                 BALANCE AT       ADDITIONS         DEDUCTION
                BEGINNING OF     CHARGED TO           FROM         BALANCE AT
CLASSIFICATION    PERIOD       COSTS & EXPENSES     ALLOWANCE    END OF PERIOD
--------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:



1993               $30,000                                          $30,000

=============================================================================

1994               $30,000                         ($12,966)        $17,034

=============================================================================

1995               $17,034                                          $17,034
=============================================================================

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ----------------------------------------

To the Board of Directors and Stockholders of Lane Plywood, Inc.:

Our report on the financial statements of Lane Plywood, Inc. has been incorporated by reference in this Form 10-K from page 1 of the 1995 Annual Report to the Stockholders of Lane Plywood, Inc. In connection with our audit of such financial statements, we have also audited the related financial statement schedule II listed in the index on page 2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/S/ COOPERS & LYBRAND L.L.P.
    COOPERS & LYBRAND L.L.P.




Eugene, Oregon,
January 5, 1996.

                                      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day February 1996.

                           LANE PLYWOOD, INC.

                           BY /S/ Gary R. Jensen
                              ------------------
                              Gary R. Jensen
                              Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 15, 1996.

     Signature                     Title
     ---------                     -----

As Officers or Directors of
    Lane Plywood, Inc.

/S/ Carl R. Wiley                President and General Manager
-----------------
    Carl R. Wiley

/S/ Janis M. Johnson             Vice-President and Secretary-
--------------------
    Janis M. Johnson             Treasurer

/S/ Gary R. Jensen               Director and Chairman
------------------
    Gary R. Jensen               of the Board

/S/ Paul W. Jensen               Director
------------------
    Paul W. Jensen

/S/ Paul F. Ehinger              Director
-------------------
    Paul F. Ehinger

/S/ John W. Revell               Director
------------------
    John W. Revell

/S/ Francis D. Bales             Director
--------------------
    Francis D. Bales

/S/ Carl M. Jensen               Director
------------------
    Carl M. Jensen

/S/ James E. Gent                Director
-----------------
    James E. Gent