Form 10-K/A
period 1995-11-30
LANE PLYWOOD INC
filed 1996-03-14
CIK 351864

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K/A
                                   AMENDMENT NO. 1
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



     (vii) In the past year Lane had one customer to whom sales averaged in excess of 10% of total revenue. Most of these sales were based upon a written agreement. In the opinion of management, the loss of the business from such customer would not have a material adverse effect on the Company. All sales to the customer are commodity items which are sold in the marketplace at approximately the same price; therefore these sales could be replaced. See
Note 7 in Notes to Financial Statements.



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

/S/ COOPERS & LYBRAND L.L.P.
    COOPERS & LYBRAND L.L.P.




Eugene, Oregon,
January 5, 1996.

                                      SIGNATURES

      Pursuant to the requirements of Rule 12-b-15 promulgated under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized representative of the Registrant on the 14th day March, 1996.

                           LANE PLYWOOD, INC.

                           BY /s/ Carl R. Wiley
                              ------------------
                              Carl R. Wiley
                              President and General Manager