Form 10-Q
period 1996-02-28
LANE PLYWOOD INC
filed 1996-04-11
CIK 351864

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED: February 29, 1996        COMMISSION FILE NUMBER: 0-9594



EXACT NAME OF REGISTRANT AS SPECIFIED
IN ITS CHARTER:                             Lane Plywood, Inc.


STATE OF INCORPORATION OF ORGANIZATION      Oregon


I.R.S. EMPLOYER IDENTIFICATION NO.:         93-0411530


ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:     65 N. Bertelsen Rd.
                                            Eugene, Or. 97402


REGISTRANT'S TELEPHONE NUMBER:              503-342-5561











INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING RE-
QUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO
                                     ----      ----







INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS' CLASSES OF STOCK, AS OF THE LATEST PRACTIBLE DATE:
                AS OF: April 5, 1996  --  204662 Shares

                                  LANE PLYWOOD, INC.


                                        INDEX

                                                      Page No.

Part I.  Financial Information

     Balance Sheets                                         2

     Statements of Income and Retained Earnings             3

     Statements of Cash Flows                               4

     Notes to Financial Statements                        5 - 6

     Management Discussion and Analysis of
        Financial Condition and Results of Operations       7

Part II. Other Information                                  8

     Signature Page                                         9

                                  LANE PLYWOOD, INC.
                                   BALANCE SHEETS


ASSETS                                          February 29,     November 30,
                                                     1996             1995


CURRENT ASSETS:
 Cash and cash equivalents                    $       1,560     $    658,289
 Accounts receivable

  Trade                                           1,290,556        1,108,399
  Other                                             132,290            2,187
  Less-Allowance for doubtful accounts              (17,034)         (17,034)
 Inventories--                                    1,890,158          896,324
 Prepaid and other current assets                    49,553           58,693
 Deferred taxes                                           0          129,604
 Timber and timberlands,held for sale               432,191          432,191
                                                -----------     ------------
  Total current assets                            3,779,274        3,268,653

PROPERTY,PLANT AND EQUIPMENT,at cost:
 Land                                               526,488          526,488
 Buildings                                        1,543,065        1,543,065
 Machinery and equipment                          7,591,480        8,140,732
 Construction in progress                            51,337           16,068
                                                -----------     ------------
                                                  9,712,370       10,226,353
 Less-Accumulated depreciation                   (7,472,043)      (7,970,295)
                                                 ----------     ------------
                                                  2,240,327        2,256,058
 Idle equipment(Less accumulated depreciation
  of $3,871,808)                                    118,856          118,856
                                                 ----------     ------------
                                                  2,359,183        2,374,914
TIMBER AND TIMBERLANDS,at cost less depletion       615,165          615,165
                                                -----------     ------------
  Total assets                                  $ 6,753,622     $  6,258,732
                                                -----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Book overdraft                                $   247,688     $     95,202
  Current portion of long-term debt                  14,922           29,388
  Short-term bank borrowing                          65,490                0
  Accounts payable --trade and other              1,282,328          796,903
  Accrued liabilities --
  Payroll and related benefits                      571,080          486,492
  Other liabilities                                  74,708          256,427
                                                -----------      ------------
   Total current liabilities                      2,256,216        1,664,412
LONG-TERM DEBT,excluding current portion             28,609           95,021
COMMITMENTS                                               0                0
DEFERRED TAXES                                       61,604           61,604
POST RETIREMENT HEALTH BENEFITS                     150,724          150,724
STOCKHOLDERS' EQUITY:
 Common stock,no par value, 2,000,000 shares
  authorized, 715,574 shares issued                 535,509          535,509
 Retained earnings                                3,720,960        3,751,462
                                                -----------     ------------
                                                  4,256,469        4,286,971
                                                -----------     ------------
  Total liabilities and stockholders' equity   $  6,753,622     $  6,258,732
                                               ------------     ------------



           The accompanying notes are an integral part of these statements.



                                  LANE PLYWOOD, INC

                    STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                                       THREE MONTHS ENDED

                                                     FEB. 29,       FEB. 28,
INCOME:                                                1996           1995
 Net sales                                       $  8,396,698   $  9,471,082
 Cost of goods sold                                 8,184,376      8,931,658
                                                 ------------   ------------
 Gross profit(loss)                                   212,322        539,424
 Selling,general and administrative expenses          256,302        308,097
                                                 ------------    -----------
  Operating income(loss)                              (43,980)       231,327
 Interest income                                        5,472          1,372
 Interest expense                                      (8,006)        11,685
                                                 ------------    -----------
 Income(loss) before income taxes                     (30,502)       221,014
 Provision(benefit) for income taxes                        0         18,000
                                                -------------    -----------
  Net income(loss)                                    (30,502)       203,014
                                                -------------    -----------


Average shares outstanding                            204,662        204,662

Net income(loss) per share,
 on average number of shares                            ($.15)          $.99



RETAINED EARNINGS:                                     FEB.29,        FEB.28,
                                                        1996           1995
Balance-beginning of year                        $  3,751,462   $  4,051,344
Net income(loss)                                      (30,502)       203,014
                                                -------------  -------------
Balance-end of year                              $  3,720,960   $  4,254,358
                                                -------------  -------------


           The accompanying notes are an integral part of these statements.

                                  LANE PLYWOOD,INC.

                               STATEMENTS OF CASH FLOWS

                                FOR THE PERIODS ENDED


                                                      Feb.29,        FEB.28,
                                                       1996           1995


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income(loss)                                      $  (30,502)    $  203,014
 Adjustments to reconcile net income(loss)
  to net cash provided from(used in) operations:
   Depreciation                                            50,811         48,000
   (Gain) on disposition of property                            0        (17,893)
 Change in working capital:
  (Increase)decrease in receivables                      (312,260)       182,839
  (Increase)decrease in inventories                      (993,834)       128,388
  (Increase)decrease in prepaids and other
   current assets                                         138,744         19,292
  Increase(decrease) in accounts payable
   and accrued liabilities                                373,828       (285,813)
                                                      -----------   ------------
Net cash provided(used) by operating activities          (773,213)       277,827
                                                      -----------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property                                    (35,080)       (81,115)
 Proceeds from disposition of property                          0         23,532
                                                      -----------   ------------
Net cash provided(used) by investing activities           (35,080)       (57,583)
                                                      -----------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase(decrease) in book cash overdraft                152,486              0
 Proceeds from(payment of) short-term bank borrowing       65,490       (423,508)
 Payment of long-term debt                                (66,412)       (17,608)
 Dividends paid                                                 0        (51,166)
                                                      -----------   ------------
Net cash provided(used) by financing activities           151,564       (492,282)
                                                      -----------   ------------

(Decrease) in cash and cash equivalents                  (656,729)      (272,038)

Cash and cash equivalents:

 Beginning of year                                        658,289      1,081,608

 End of period                                         $    1,560   $    809,570


CASH PAID DURING THE YEAR FOR:
 Interest                                              $    6,495   $     11,685
 Income taxes(net of tax refund received)                 111,010        122,000


           The accompanying notes are an integral part of these statements.

                                  LANE PLYWOOD, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

1.PRINCIPLES OF INTERIM STATEMENTS:
    The interim finanacial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Secruities and Exchange Commission. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the position of the Company as of February 29, 1996 and November 30, 1995 and results of operations and cash flows for the three months ended February 29, 1996. It is suggested that these interim statements be read in conjunction with the financial statments and notes thereto in the 1995 annual report on form 10-K.

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

    During the period of March 1, 1981 to July 31, 1983, wage and salary rates for all employees were either reduced or restored dependent upon the Company's financial position. An accumulation of the net earnings reduction due to the reduced wage and salary rates during this period was maintained for this group of employees and, as provided in the incetive profit sharing plan were to be paid out of 20% of the future profits when realized and as defined in the incentive profit sharing plan. The amounts of payments due for 1995 and 1994 under the terms of the plan for this class of employees was $0 and $77,491, respectively. At February 29, 1996, the accumulated amount of earnings eligible for future restoration, contingent upon future profits as defined by the plan, totaled $868,262. The remaining 10% of profits earned in accordance with the incentive profit sharing plan are distributed to all eligible employees, independent of the wage restoration portion. The amount of bonus accrued for 1995, 1994, and 1993 was $0, $38,745 and $22,319, respectively.

3.NOTES PAYABLE AND LONG-TERM DEBT:
At February 29, 1996, long-term debt consisted of the following:
                                                 Feb. 29,      Nov. 30,
                                                   1996          1995
Purchase contract at 8.03% due in
  1999, $1,666.08 monthly payment
  including interest until 1999,
  collateralized by certain assets                    0        62,076

Purchase contract at 8% due in
  1999, $18,802 annual payment plus
  interest collateralized by certain
  assets                                         43,531        62,333
                                                -------       -------
                                                 43,531       124,428
Less-current portion                             14,922        29,388
                                                -------       -------
                                                 28,609        95,021

     Under a short-term line of credit with the bank, collateralized by accounts receivable, inventory, and machinery, the Company may borrow up to a maximum of $2,000,000 with interest at the bank's variable basic rate (8.25% at February 29, 1996) plus 1% with April 30, 1996 expiration. At February 29, 1996, $65,490 of the line of credit was used.

     Under a short-term loan arrangement with the bank, collateralized by one of the Company's tree farms, the Company may borrow up to $1,000,000 with interest at the bank's variable basic rate (8.25% at February 29, 1996) plus 1% with April 30, 1996 expiration. None of this loan has been used and will be allowed to expire on April 30, 1996

     The loan agreement pertaining to the short-term line of credit with the bank contains, among other things, certain requirements as to the maintenance of the working capital, net worth, and debt to net worth, and restrictions as to the level of capital and lease expenditures, the incurrence of debt, investments and payment of dividends. Under the most restrictive requirements, the company must maintain $3,600,000 of stockholders' equity and $775,000 working capital. At February 29, 1996, the Company was in compliance with all loan requirements.


    The results of operation for the three month periods ended February 29, 1996 and February 28, 1995 are not necessarily indicative of the results to be expected for the full year.

                                  LANE PLYWOOD, INC.

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES:
     Working capital decreased $81,000 during the first three months of 1996 compared to an increase of $179,000 during the first three months of 1995. This increase is due to the net loss of $31,000 and heavy use of cash to build veneer inventory. Receivables increased by $312,000, inventories increased by $994,000, and accounts payable/accrued liabilities increased by $374,000. The higher level of receivables reflect some rebound in veneer and plywood sales during February. The higher level of accounts payable is indicative of the increased veneer purchases. Increased inventories, particularly veneer inventories, are the results of the higher level of veneer buying and the increased average prices of the veneer on hand.

     Capital expenditures of $35,600 in 1996 have been for the moving and containment of the layup department's resin tanks. All this year's expenditures have been paid through the Company's cash account.

     The Company maintains a short term investment account at the bank for investment of excess funds which can be readily transferred back into the regular checking account if needed. The balance held in this account at February 29, 1996 was $73,000. Of the $2,000,000 line of credit, $65,490 was in use at
February 29, 1996.


RESULTS OF OPERATION:

     Operating results for the period ended February 29, 1996 reflect a loss before taxes of $30,504 compared to an income before taxes of $221,014 for the period ended February 28, 1995. This change in operations is primarily due to severe weather conditions which have affected the plywood market and sales prices.

     Plywood sales volume decreased 7% due to a market related reduced production schedule compared to a 15% increase for the first quarter of 1995. The average selling price decreased by 9% compared to a 6% increase for the same period in 1995. The margin of plywood sales to veneer used has decreased 13% due primarily to the decrease in plywood prices. Veneer cost decreased 7% over the same period in 1995. Veneer prices have been going back up in the last month of this quarter due to the lack of availability of face veneer.

     Timber supply in the industry continues to be a problem for the Company, since availibility of logs affects the prices we are paying for veneer from outside sources. The Company maintains a wide-range purchasing program from numerous vendors to keep veneer sources available.

                                  LANE PLYWOOD, INC.


                                       PART II
Item 9.  Exhibits and Reports on Form 8-K

     a.  Reports on Form 8-K

         The registrant has filed no reports on Form 8-K during the period covered by this report.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 9, 1996               LANE PLYWOOD, INC.



                          \S\ JANIS M. JOHNSON
                          _____________________________________
                          Janis M. Johnson, Secretary-Treasurer
                         (principal accounting financial officer)


                           \S\ CARL R. WILEY
                          ______________________________________
                           Carl R. Wiley, President
                          (principal executive officer)